Form 10-K
period 2000-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS TRUST 2000-1
filed 2004-02-11
CIK 1104524

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[ x ] Annual reports pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

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

Yes     X                 No
     ------                   ------
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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2000, the number of holders of record for each class of Certificates were as follows.

         Class I-A                          2
         Class I-AI-O                       1
         Class I-B-1                        1
         Class I-B-2                        1
         Class I-B-3                        1
         Class I-B-4                        1
         Class I-B-5                        1
         Class I-B-6                        1
         Class II-A-1                       8
         Class II-B-1                       1
         Class II-B-2                       1
         Class II-B-3                       1
         Class II-B-4                       1
         Class II-B-5                       1
         Class II-B-6                       1
         Class III-A-1                      1
         Class III-B-1                      1
         Class III-B-2                      1
         Class III-B-3                      1
         Class III-B-4                      1
         Class III-B-5                      1
         Class III-B-6                      1
         Class R-1                          1
         Class R-2                          1

         Total:                             32

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

          a)   Alliance Mortgage Company

          b)   Cendant Mortgage Company

          c)   Chase Mortgage Company

          d)   CitiMortgage, Inc.

          e)   Countrywide Mortgage Company

          f)   EMC Mortgage Corporation

          g)   First Union Mortgage Corporation

          h)   GMAC Mortgage Company

          i)   SouthTrust Mortgage Company (1)

(1) This information is not included in this report because it is not reasonably available to the registrant. The registrant has requested, but has been unable to obtain this information from the applicable servicer. The servicer is not affiliated with the registrant and is not obligated under the servicing agreement to provide the information.

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

          a)   Alliance Mortgage Company

          b)   Cendant Mortgage Company

          c)   Chase Mortgage Company

          d)   CitiMortgage, Inc.

          e)   Countrywide Mortgage Company

          f)   EMC Mortgage Corporation

          g)   First Union Mortgage Corporation

          h)   GMAC Mortgage Company

          i)   SouthTrust Mortgage Company (1)

(1) This information is not included in this report because it is not reasonably available to the registrant. The registrant has requested, but has been unable to obtain this information from the applicable servicer. The servicer is not affiliated with the registrant and is not obligated under the servicing agreement to provide the information.


         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2000.

          a)   Alliance Mortgage Company

          b)   Cendant Mortgage Company

          c)   Chase Mortgage Company

          d)   CitiMortgage, Inc.

          e)   Countrywide Mortgage Company

          f)   EMC Mortgage Corporation

          g)   First Union Mortgage Corporation

          h)   GMAC Mortgage Company

          i)   SouthTrust Mortgage Company (1)

(1) This information is not included in this report because it is not reasonably available to the registrant. The registrant has requested, but has been unable to obtain this information from the applicable servicer. The servicer is not affiliated with the registrant and is not obligated under the servicing agreement to provide the information.


         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 15, 2000, December 15, 2000 and January 17, 2001 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) See (a) above.

         (d) Omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                 (Registrant)


                                     By: /s/ Jeffrey Mayer
                                        --------------------------
                                     Name: Jeffrey Mayer
                                     Title:   President

                                     Dated: December 4, 2003

                                  CERTIFICATION

I, Jeffrey Mayer, certify that:

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A., as Collateral Administrator and Securities Administrator.



Date: December 4, 2003

                                        By: /s/ Jeffrey Mayer
'                                          -------------------------------
                                        Name: Jeffrey Mayer
                                        Company: Structured Asset Mortgage
                                        Investments Inc.
                                        Title: President